Form 10-Q
period 2026-09-30
Mobility (USA) Corp
filed 2026-11-13
CIK 2142558

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number
333-299523

MOBILITY (USA) CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	42-2383162
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Eaton Boulevard, Cleveland, Ohio	44122
(Address of principal executive offices)	(Zip Code)
(440)
523-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, there were 1000 shares of the registrant’s common stock, par value $0.01 per share, outstanding, all of which were held indirectly by Eaton Corporation plc.

i

EXPLANATORY NOTE
Mobility (USA) Corporation (“SpinCo,” the “Company,” “we,” “us” or “our”) is a Delaware corporation and a newly formed, wholly owned indirect subsidiary of Eaton Corporation plc (“Eaton” or “Parent”) that was incorporated specifically for the purpose of holding certain assets and liabilities comprising the Mobility business of Eaton and its subsidiaries (the “Mobility Business”) and effecting the Transactions (as defined below). The Company is filing this Quarterly Report on Form
10-Q
(this “Quarterly Report”) pursuant to Rule
15d-13
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as a result of the effectiveness on November 5, 2026 of the Registration Statement on Form
S-4
(Registration
No. 333-299523)
(the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”).
On June 10, 2026, Eaton entered into definitive agreements with Dana Incorporated (“Dana”), and on October 16, 2026, entered into a supplemental letter agreement, whereby Eaton will separate the Mobility Business and combine it with Dana in a Reverse Morris Trust (“RMT”) transaction (collectively referred to as the “Transactions”). As part of the Transactions, Eaton will distribute the Mobility Business (other than certain assets and liabilities that will be sold directly to Dana in a concurrent asset sale) to Eaton shareholders through an exchange offer (split-off), in which Eaton shareholders will have the opportunity to tender their Eaton shares in exchange for shares of SpinCo followed, if necessary, by a clean-up
pro rata distribution. Immediately thereafter, a two-step merger will take place. In the first merger step, Atlas Mobility Sub, Inc., a direct, wholly owned corporation subsidiary of SpinCo (“Merger Sub”) will merge with and into Dana, with Dana surviving such first merger as a direct, wholly owned subsidiary of SpinCo. Then immediately following the first merger, Dana will merge with and into a direct, wholly owned limited liability company subsidiary of SpinCo (the “Second Merger Sub”), with the Second Merger Sub surviving as a direct wholly owned subsidiary of SpinCo. In addition, certain of Eaton’s subsidiaries (excluding Eaton) will also receive a cash distribution of approximately $1.1 billion (the “SpinCo Cash Payment”) prior to completion of the Transactions, subject to a customary cash and indebtedness adjustment and the Distribution
True-Up
Adjustment, increased as a result of any
pre-closing
share repurchases by Dana pursuant to the Share Buyback Side Letter and reduced by the Royal Precision Purchase Price and the Specified Asset Purchase Price (each as described in the Registration Statement). The Transactions are expected to be completed in the first four months of 2027, subject to receipt of Dana stockholder approval, receipt of required regulatory clearances and customary closing conditions.
As of September 30, 2026 and as of the date of this Quarterly Report, the Transactions have not been completed, and the Company has not engaged in any business activities and does not have any material assets or liabilities of any kind, other than those business activities or assets or liabilities incident to its formation and those incurred in connection with the Transactions.
The Company’s condensed combined financial statements included in this Quarterly Report have been prepared on a standalone basis and reflect a combination of entities under common control that have been “carved out” of and derived from Eaton’s historical Consolidated Financial Statements and accounting records. Accordingly, Eaton’s net investment in this business is presented in lieu of a controlling interest’s equity in the Company’s condensed combined financial statements. Therefore, the combined financial statements reflect the Company’s condensed combined financial position, results of operations and cash flows as the business was historically operated as part of Eaton prior to the Transactions.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include words such as “anticipates,” “believes,” “estimates,” “expects,” “forecast,” “goals,” “intends,” “objective,” “plans,” “projects,” “strategy,” “target” and “will” and words and terms of similar substance in connection with discussions of future operating or financial performance. These statements are not guarantees of future performance and are subject to numerous risks, uncertainties and other factors, many of which are beyond the Company’s control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The reader should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are: the risk that, following the separation, the Mobility Business will be unable to replace on a timely basis or at comparable cost the services, purchasing leverage, financial strength and other resources historically provided by Eaton, or that third-party consents or replacement arrangements required in connection with the separation will not be obtained on acceptable terms; the risk that the historical financial information of the Mobility Business, which reflects assumptions and allocations made by Eaton, may not be representative of the results the Mobility Business would have achieved as a standalone company or a reliable indicator of its future results; risks relating to the dependence of the Mobility Business on global vehicle production volumes and demand, in the passenger and commercial vehicle markets it serves, which are cyclical and influenced by macroeconomic, industry and customer-specific factors beyond its control, and its ability to win and successfully execute platform awards and program nominations; changes in general economic or industry specific conditions affecting the Mobility Business, including changes in vehicle production volumes and demand in the commercial vehicle, passenger vehicle and aftermarket end markets it serves; global economic repercussions related to U.S. and global inflationary pressures and potential recessionary concerns; risks related to the disruption of management time from ongoing business operations due to the pendency of the Transactions, or other effects of the pendency of the Transactions on the Mobility Business’ business relationships, including employees, customers, suppliers, or other counterparties; evolving legal, regulatory and tax regimes affecting the Mobility Business; the Company’s ability to retain and hire key personnel during the pendency of the Transactions; the ability to complete the Transactions on the timeframe or on the terms currently anticipated or at all, including due to a failure to obtain requisite Dana stockholder and/or regulatory approvals or to satisfy other conditions to closing; the occurrence of any event that could give rise to termination of the Transactions; the ability to realize the anticipated benefits of the Transactions; risks related to difficulties, inabilities or delays in integrating the Mobility Business with Dana following the closing of the Transactions; restrictions on the conduct of the Mobility Business prior to closing of the Transactions; the risk that stockholder litigation in connection with the Transactions or other litigation, settlements or investigations may affect the timing or occurrence of the Transactions or result in significant costs of defense, indemnification and liability; risks relating to the ability of the Mobility Business and Dana to obtain financing for the Transactions upon acceptable terms or at all; the risk that the intended U.S. federal income tax treatment of the separation and distribution of the Mobility Business and the related merger of the Mobility Business with Dana is not obtained, or that Eaton, its subsidiaries or its shareholders become subject to significant tax liabilities as a result; the risk of greater than expected difficulty in separating the Mobility Business from the other businesses of Eaton; and the other factors described or incorporated by reference under “Risk Factors” in Part II, Item 1A of this Quarterly Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

MOBILITY (USA) CORPORATION
COMBINED STATEMENTS OF INCOME (Unaudited)

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Net sales	$860	$783	$2,480	$2,422
Cost of products sold	664	605	1,928	1,877
Selling and administrative expense	91	100	258	283
Research and development expense	24	30	67	81
Interest expense (income) - net	1	—	2	(7)
Other expense (income) - net	(6)	22	18	24

Income before income taxes	86	26	207	164
Income tax expense	32	4	67	41

Net income	$54	$22	$140	$123

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

MOBILITY (USA) CORPORATION
COMBINED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Net income	$54	$22	$140	$123
Other comprehensive income (loss), net of tax
Currency translation and related hedging instruments	(39)	(6)	(29)	46
Pensions and other postretirement benefits	1	1	2	2
Cash flow hedges	52	—	51	10

Other comprehensive income (loss)	14	(5)	24	58

Total comprehensive income	$68	$17	$164	$181

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

MOBILITY (USA) CORPORATION
COMBINED BALANCE SHEETS (Unaudited)

(In millions)	September 30, 2026	December 31, 2025
Assets
Current assets
Short-term investments	$33	$34
Accounts receivable - net	719	655
Related party receivable	2	3
Inventory	562	598
Prepaid expenses and other current assets	62	61

Total current assets	1,378	1,351

Property, plant and equipment
Land and buildings	440	421
Machinery and equipment	2,243	2,261

Gross property, plant and equipment	2,683	2,682
Accumulated depreciation	(1,901)	(1,871)

Net property, plant and equipment	782	811

Other noncurrent assets
Goodwill	625	626
Other intangible assets	268	287
Operating lease assets	74	78
Investments in equity investees	572	580
Deferred income taxes	72	79
Other assets	89	80

Total assets	$3,860	$3,892

Liabilities and net parent investment
Current liabilities
Accounts payable	$624	$478
Related party payable	1	2
Accrued compensation	81	72
Other current liabilities	255	287

Total current liabilities	961	839

Noncurrent liabilities
Pension and other postretirement benefit liabilities	36	35
Operating lease liabilities	65	68
Other noncurrent liabilities	126	119

Total noncurrent liabilities	227	222

Total liabilities	1,188	1,061

Equity
Net parent investment	3,078	3,261
Accumulated other comprehensive loss	(406)	(430)

Total equity	2,672	2,831

Total liabilities and equity	$3,860	$3,892

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

MOBILITY (USA) CORPORATION
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30
(In millions)	2026	2025
Operating activities
Net income	$140	$123
Adjustments to reconcile to net cash provided by operating activities
Depreciation and amortization	110	123
Deferred income taxes	6	5
Pension and other postretirement benefits expense	7	10
Contributions to pension and other postretirement benefits plans	(3)	(10)
Loss (income) net from equity investees, net of dividends	5	(1)
Loss on asset retirements and disposals	4	3
Impairment of property, plant and equipment	—	40
Impairment of capitalized software	—	17
Write-off of equity method investment	7	—
Equity based compensation	8	11
Changes in working capital	84	(166)
Other - net	(10)	(15)

Net cash provided by operating activities	358	140

Investing activities
Capital expenditures for property, plant and equipment	(64)	(63)
Purchases of short-term investments - net	(2)	(1)
Other - net	1	(6)

Net cash used in investing activities	(65)	(70)

Financing activities
Principal payments on finance lease liabilities	(1)	(1)
Net transfers (to)/from Parent	(292)	(69)

Net cash used in financing activities	(293)	(70)

Effect of currency on cash	—	—

Total increase (decrease) in cash	—	—
Cash at the beginning of the period	—	—

Cash at the end of the period	$—	$—

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

MOBILITY (USA) CORPORATION
COMBINED STATEMENTS OF EQUITY (Unaudited)

(In millions)	Net parent investment	Accumulated other comprehensive loss	Total equity
Balance at July 1, 2026	$3,146	$(420)	$2,726
Net income	54	—	54
Other comprehensive income (loss), net of tax	—	14	14
Net transfers to Parent	(122)	—	(122)

Balance at September 30, 2026	$3,078	$(406)	$2,672

(In millions)	Net parent investment	Accumulated other comprehensive loss	Total equity
Balance at July 1, 2025	$3,377	$(349)	$3,028
Net income	22	—	22
Other comprehensive income (loss), net of tax	—	(5)	(5)
Net transfers to Parent	(30)	—	(30)

Balance at September 30, 2025	$3,369	$(354)	$3,015

(In millions)	Net parent investment	Accumulated other comprehensive loss	Total equity
Balance at January 1, 2026	$3,261	$(430)	$2,831
Net income	140	—	140
Other comprehensive income (loss), net of tax	—	24	24
Net transfers to Parent	(323)	—	(323)

Balance at September 30, 2026	$3,078	$(406)	$2,672

MOBILITY (USA) CORPORATION
COMBINED STATEMENTS OF EQUITY (Unaudited)

(In millions)	Net parent investment	Accumulated other comprehensive loss	Total equity
Balance at January 1, 2025	$3,181	$(412)	$2,769
Net income	123	—	123
Other comprehensive income (loss), net of tax	—	58	58
Net transfers from Parent	65	—	65

Balance at September 30, 2025	$3,369	$(354)	$3,015

The accompanying notes are an integral part of the Condensed Combined Financial Statements.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Amounts are in millions unless indicated otherwise. Columns and rows may not add and the sum of components may not equal total amounts due to rounding.
Note 1. BASIS OF PRESENTATION
On January 26, 2026, Eaton Corporation plc (“Eaton” or “Parent”) announced its intention to separate its Mobility business from the rest of Eaton via a spin-off. Mobility (USA) Corporation (the “Company” or “SpinCo”) is a wholly owned indirect subsidiary of Eaton that was incorporated specifically for the purpose of holding certain assets and liabilities comprising the Mobility business of Eaton and its subsidiaries (the “Mobility Business”) and effecting the Transactions. On June 10, 2026, Eaton entered into definitive agreements with Dana Incorporated (“Dana”), and on October 16, 2026, entered into a supplemental letter agreement, whereby Eaton will separate the Mobility Business and combine it with Dana in a Reverse Morris Trust (“RMT”) transaction (collectively referred to as the “Transactions”). As part of the Transactions, Eaton will distribute the Mobility Business (other than certain assets and liabilities that will be sold directly to Dana in a concurrent asset sale) to Eaton shareholders through an exchange offer (split-off), in which Eaton shareholders will have the opportunity to tender their Eaton shares in exchange for shares of SpinCo, followed, if necessary, by a clean-up pro rata distribution. Immediately thereafter, a two-step merger will take place. In the first merger step, a direct, wholly owned corporation subsidiary of SpinCo will merge with and into Dana, with Dana surviving such first merger as a direct, wholly owned subsidiary of SpinCo. Then immediately following the first merger, Dana will merge with and into a direct, wholly owned limited liability company subsidiary of SpinCo (the “Second Merger Sub”), with the Second Merger Sub surviving as a direct, wholly owned subsidiary of SpinCo. In addition, certain of Eaton’s subsidiaries will receive a cash distribution of approximately $1.1 billion prior to completion of the Transactions, subject to a customary cash and indebtedness adjustment and tax payments to various global jurisdictions and transaction related adjustments.
The RMT transaction is intended to be tax-free for U.S. federal income tax purposes to Eaton and Eaton’s shareholders. The Transactions are expected to close in the first four months of 2027, subject to Dana stockholder approval, regulatory approvals, and customary closing conditions.
Nature of Operations
The Mobility Business is a global mobility and engineered-systems partner serving commercial vehicle, light vehicle, and aftermarket customers worldwide. The Company designs and manufactures mission-critical powertrain, drivetrain, engine, air management, electrical and electronic components and systems that safely, efficiently, and reliably create, manage, and deliver mechanical and electrical power across vehicles. The Company operates across the propulsion spectrum, from internal combustion, to hybrid, to fully electric, to support original equipment manufacturer customers with a portfolio of differentiated solutions.
Basis of Presentation
The Condensed Combined Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. However, in the opinion of management, all adjustments (including normal recurring accruals) have been made that are necessary for a fair presentation of the Condensed Combined Financial Statements for the interim periods.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

The Company’s Condensed Combined Financial Statements have been prepared on a standalone basis and reflect a combination of entities under common control that have been “carved out” of and derived from Eaton’s historical Consolidated Financial Statements and accounting records. Accordingly, Eaton’s net investment in this business (‘‘Net parent investment’’) is presented in lieu of a controlling interest’s equity in the Condensed Combined Financial Statements. Therefore, the Condensed Combined Financial Statements reflect the Company’s combined financial position, results of operations and cash flows as the business was historically operated as part of Eaton prior to the separation. The preparation of the Condensed Combined Financial Statements required considerable judgment of management and reflects significant assumptions and allocations that management believes are reasonable and consistently applied. As a result, the Company’s Condensed Combined Financial Statements may not be indicative of the Company’s future performance and do not necessarily reflect what the Company’s combined results of operations, financial condition and cash flows would have been had the Company operated as a separate company during the periods presented.
The combined results for the interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with financial statements and notes included in the Company’s audited Combined Financial Statements for the year ended December 31, 2025.
The Company operates its business as a single reportable segment, which is comprised of assets, liabilities, revenues, and expenses that are specifically attributable to the Mobility Business, as well as certain assets and liabilities held by Eaton that are specifically identifiable or otherwise attributable to the Mobility Business. These amounts include the financial information of certain standalone legal entities for which discrete financial information is available, as well as portions of legal entities that contain a mixture of Mobility and other Eaton activities.
For assets and liabilities that were not maintained on a discrete Mobility Business basis within such shared legal entities, amounts attributable to the Company were identified using specific identification, as discussed further in Note 13. Relationship with Parent and Related Entities.
The Combined Statements of Income include sales and costs directly attributable to the Company, including costs for facilities, functions, and services used by the Company. Certain shared costs have been directly charged to the Company based on usage or other allocation methods. The results of operations also include allocations of (i) costs for administrative functions and services performed on behalf of the Company by centralized staff groups within Eaton, (ii) Eaton’s general corporate expenses, and (iii) certain pension and other postretirement benefit costs (See Note 8. Retirement Benefit Plans). As more fully described in Note 9. Income Taxes, current and deferred income taxes and related income tax expense have been determined based on the standalone results of the Company by applying Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, Income Taxes, to the Company’s operations in each country as if it were a separate taxpayer (i.e., following the separate return methodology).
Eaton uses a centralized approach to cash management and financing its operations, including the operations of the Company. Accordingly, none of the cash and cash equivalents have been allocated to the Company in the Condensed Combined Financial Statements. Transactions between Eaton and the Company are accounted for through Net parent investment. See Note 13. Relationship with Parent and Related Entities, for a further description of related party transactions between Eaton and the Company.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

All charges and allocations of cost for facilities, functions and services performed by Eaton have been deemed paid by the Company to Eaton, in cash, in the period in which the cost was recorded in the Combined Statements of Income.
All intercompany accounts and transactions between the businesses comprising the Company have been eliminated in the accompanying Condensed Combined Financial Statements.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update
2024-03,
Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses (ASU
2024-03).
This accounting standard requires disaggregated income statement expense disclosures on an annual and interim basis, including inventory purchases, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains these expenses. The standard also requires disclosure of total selling expenses on an annual and interim basis, and the definition of those expenses disclosed annually. ASU
2024-03
is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. The Company is evaluating the impact of ASU
2024-03
and expects the standard will only impact its disclosures with no material impact to the Combined Financial Statements.
In September 2025, the FASB issued Accounting Standards Update
2025-06,
Intangibles – Goodwill and Other –
Internal-Use
Software (Subtopic
350-40):
Targeted Improvements to the Accounting for
Internal-Use
Software (ASU
2025-06).
This accounting standard changes when software project costs should be capitalized by removing all references to development stages and requiring costs to be capitalized when (1) the Company authorizes and commits to funding the software project and (2) it is probable the software project will be completed. The standard also requires additional annual and interim disclosures, including the capitalized software balance and accumulated amortization. ASU
2025-06
is effective for annual reporting periods, including interim reporting periods within those annual periods, beginning after December 15, 2027, with early adoption permitted and may be applied prospectively, retrospectively, or using a modified prospective transition approach. The Company is evaluating the impact of ASU
2025-06
to the Combined Financial Statements and related disclosures.
Note 2. REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE
The following table provides disaggregated net sales by end market:

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Commercial Vehicle	$476	$413	$1,336	$1,245
Passenger Vehicle	384	370	1,144	1,177

Total net sales	$860	$783	$2,480	$2,422

Receivables are exposed to credit risk based on the customers’ ability to pay which is influenced by, among other factors, their financial liquidity position. The Company’s receivables are generally short-term in nature.
The Company performs ongoing credit evaluation of its customers and maintains sufficient allowances for potential credit losses. The Company evaluates the collectability of its receivables based on the length of time the receivable is past due, and any anticipated future write-off based on historic experience adjusted for current market conditions. This process includes review of customer financial information and credit ratings, approval and monitoring of customer credit limits, and an assessment of current market conditions. The Company may also require prepayment from customers to mitigate credit risk. Receivable balances are written off against an allowance for credit losses after a final determination of collectability has been made.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Accounts
 receivable are net of an allowance for credit losses of $4 million and $6 million at September 30, 2026 and December 31, 2025, respectively. The change in the allowance for credit losses includes expense and net write-offs, none of which are significant.
Accounts receivable from customers were $583 million and $427 million at September 30, 2026 and December 31, 2025, respectively. Deferred revenue liabilities represent advanced payments from customers in excess of revenue recognized. Unbilled receivables, which represent revenue recognized in excess of the amount billed to the customer, are immaterial as of September 30, 2026 and December 31, 2025. These assets and liabilities are reported on the Combined Balance Sheets on a contract-by-contract
basis at the end of each reporting period.
Changes in the deferred revenue liabilities are as follows:

(In millions)	Deferred Revenue
Balance at January 1, 2026	$27
Customer deposits and billings	47
Revenue recognized in the period	(44)

Balance at September 30, 2026	$30

(In millions)	Deferred Revenue
Balance at January 1, 2025	$27
Customer deposits and billings	34
Revenue recognized in the period	(33)
Translation	(1)

Balance at September 30, 2025	$27

Deferred revenue liabilities were included in Other current liabilities and Other noncurrent liabilities on the Combined Balance Sheets.
A portion of open orders placed with the Company are not considered firm as they have been historically subject to releases by customers. In measuring backlog of unsatisfied or partially satisfied obligations, only the amount of orders to which customers are firmly committed are included. Using this criterion, total backlog at September 30, 2026 was approximately $210 million. At September 30, 2026, approximately 86% of this backlog is targeted for delivery to customers in the next twelve months and the rest thereafter.
Note 3. RESTRUCTURING CHARGES
During the first quarter of 2024, Eaton implemented a multi-year restructuring program, a portion of which is attributable to the Company, to accelerate opportunities to optimize operations and global support structures with the intention of better aligning Eaton’s functions to support anticipated growth and drive greater effectiveness. Restructuring charges attributable to the Company under this program are reflected in the accompanying Condensed Combined Financial Statements.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

These restructuring program charges are classified in the Combined Statements of Income based on the nature of the underlying costs. Costs associated with ongoing operations are presented within Cost of products sold, Selling and administrative expense, or Research and development expense, while asset write-offs, and other exit-related costs are presented within Other expense (income) - net.
The program is expected to be completed in the fourth quarter of 2026. The Company expects to incur additional restructuring costs of $7 million, primarily related to Plant closing and other costs through completion of the program.
A summary of restructuring program charges (income) attributable to the Company is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Workforce reductions	$—	$22	$(2)	$23
Plant closing and other	4	5	8	10

Total before income taxes	4	27	6	33
Income tax benefit	1	6	2	7

Total after income taxes	$3	$21	$4	$26

A summary of liabilities related to Workforce reductions, Plant closing, and other associated costs is as follows:

(In millions)	Workforce reductions	Plant closing and other	Total
Balance at January 1, 2024	$1	$1	$2
Liability recognized, net	37	28	65
Payments, utilization and translation	(6)	(29)	(35)

Balance at December 31, 2024	32	—	32
Liability recognized, net¹	12	19	31
Payments, utilization and translation	(16)	(19)	(35)

Balance at December 31, 2025	28	—	28
Liability recognized, net	(2)	8	6
Payments, utilization and translation	(11)	(8)	(19)

Balance at September 30, 2026	$15	$—	$15

1The restructuring program liability was adjusted by $12 million in the fourth quarter of 2025 primarily related to true-ups for completed workforce reductions.
Note 4. INVENTORY
The components of inventory are as follows:

(In millions)	September 30, 2026	December 31, 2025
Raw materials	$265	$262
Work-in-process	76	72
Finished goods	221	264

Total inventory	$562	$598

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Note 5. GOODWILL AND OTHER INTANGIBLES
Changes in the carrying amount of goodwill are as follows:

(In millions)	January 1, 2026	Translation	September 30, 2026
Goodwill	$626	$(1)	$625

As of September 30, 2026, no events or changes in circumstances had occurred that would indicate goodwill may be impaired.
A summary of other intangible assets is as follows:

	September 30, 2026			December 31, 2025
(In millions)	Historical cost	Accumulated amortization	Carrying value	Historical cost	Accumulated amortization	Carrying value
Customer relationships	$301	$(122)	$179	$301	$(110)	$191
Patents and technology	105	(41)	64	105	(36)	69
Trademarks	22	(8)	14	22	(7)	15
Other	31	(20)	11	31	(19)	12

Total	$459	$(191)	$268	$459	$(172)	$287

Amortization expense related to intangible assets subject to amortization was $6 million for both the three months ended September 30, 2026 and 2025, and $19 million for both the nine months ended September 30, 2026 and 2025.
Note 6. INVESTMENTS IN EQUITY INVESTEES
Investments in equity method investees and our ownership percentages were as follows:

	Ownership percentage at	Equity method investment balance		Equity method income (loss)
	September 30,	September 30,	December 31,	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2026	2025	2026	2025	2026	2025
Eaton Cummins Automated Transmission Technologies (a)	50%	$469	$478	$4	$(3)	$(9)	$(2)
Nittan (b)	30-49%	69	65	3	2	7	5
Other (c)	Various	34	37	—	—	2	2

		$572	$580	$7	$(1)	$—	$5

(a) Eaton Cummins Automated Transmission Technologies is a 50/50 joint venture with Cummins Inc. that develops, manufactures, and markets automated transmission technologies for medium- and heavy-duty commercial vehicles.
(b) The Nittan Joint Ventures consist of seven different entities between Japan, Taiwan, China, Poland, and the U.S., the Company’s ownership ranges from 30-49%, with a 17% ownership in Nittan Corporation. Eaton–Nittan joint ventures design and manufacture engine valves and valve train components, including intake and exhaust valves, rocker arms, tappets, and hydraulic lash adjusters used in automotive engines.
(c) As of September 30, 2026, this balance relates to the Eaton FAST joint ventures, which are collaborations with Shaanxi Fast Gear. The comparative December 31, 2025 balance included the Traxen partnership equity interest; however, during the second quarter of 2026, the Company recorded pre-tax impairment of $7 million related to this partnership equity interest.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Dividends received from the Company’s unconsolidated equity investees were $5 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively. The Company did not receive dividends for the three months ended September 30, 2026 and 2025.
Note 7. SUPPLY CHAIN FINANCE PROGRAM
The Company participates with the Parent in negotiating payment terms directly with its suppliers for the purchase of goods and services. In addition, a third-party financial institution offers a voluntary supply chain finance (SCF) program that the Company participates in with the Parent. The SCF program enables certain of the Company’s suppliers, at the supplier’s sole discretion, to sell receivables due from the Company to the financial institution on terms directly negotiated with the financial institution. If a supplier elects to participate in the SCF program, the supplier decides which invoices are sold to the financial institution and the Company has no economic interest in a supplier’s decision to sell an invoice. Payments by the Company to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. The amounts due to the financial institution for suppliers that participate in the SCF program are included in Accounts payable on the Combined Balance Sheets, and the associated payments are included in operating activities on the Condensed Combined Statements of Cash Flows.
The changes in SCF obligations are as follows:

(In millions)	SCF Obligations
Balance at January 1, 2026	$89
Invoices confirmed during the period	274
Invoices paid during the period	(241)

Balance at September 30, 2026	$122

(In millions)	SCF Obligations
Balance at January 1, 2025	$80
Invoices confirmed during the period	233
Invoices paid during the period	(221)

Balance at September 30, 2025	$92

Note 8. RETIREMENT BENEFIT PLANS
Company employees participate in defined contribution plans, defined benefit pension, and other postretirement benefit plans sponsored by Eaton, which includes participants of other Eaton businesses (the “Shared Plans”), as well as certain defined benefit plans sponsored by the Company.
Multiemployer Plan with Eaton
The Company accounts for its participation in the Shared Plans retained by Eaton as multiemployer benefit plans. The total Eaton expenses allocated to the Company for these Shared Plans were immaterial for the three months ended September 30, 2026 and $6 million for the nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, the amounts were immaterial.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Company Plans
The components of retirement benefits expense are as follows:

	Pension benefit expense		Other postretirement benefit expense		Pension benefit expense		Other postretirement benefit expense
	Three months ended September 30				Nine months ended September 30
(In millions)	2026	2025	2026	2025	2026	2025	2026	2025
Service cost	$1	$1	$—	$—	$3	$3	$—	$—
Interest cost	1	1	—	—	2	2	—	—
Amortization	—	1	—	—	1	1	1	1
Settlements	—	1	—	—	—	3	—	—

Total expense	$2	$4	$—	$—	$6	$9	$1	$1

The components of retirement benefits expense other than service costs are included in Other expense (income) - net.
Note 9. INCOME TAXES
During the periods presented in the Condensed Combined Financial Statements, the Company was included in the consolidated Eaton tax returns. The income tax provision has been calculated using the separate return method, which is meant to reflect how taxes would have been recorded had the Company filed its own tax returns.
For the three months ended September 30, 2026, income tax expense of $32 million was recognized at an effective tax rate of 37.2% compared to income tax expense of $4 million recognized at an effective tax rate of 15.4% for the three months ended September 30, 2025. The increase in the effective tax rate in the third quarter of 2026 was primarily due to an increase in the amount of unrecognized income tax benefits.
For the nine months ended September 30, 2026, income tax expense of $67 million was recognized at an effective tax rate of 32.4% compared to income tax expense of $41 million recognized at an effective tax rate of 25.0% for the nine months ended September 30, 2025. The increase in the effective tax rate in the first nine months of 2026 was primarily due to an increase in the amount of unrecognized income tax benefits.
Note 10. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists primarily of Net income, currency translation, changes in the effective portion of open derivative contracts designated as cash flow hedges, and pension and other postretirement benefit adjustments.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

The following table summarizes the pre-tax and after-tax amounts recognized in Other comprehensive income (loss):

(In millions)	Pre-tax	After-tax
Three months ended September 30, 2026
Currency translation and related hedging instruments	$(39)	$(39)
Pensions and other postretirement benefits	1	1
Cash flow hedges	68	52

Total net current period Other comprehensive income (loss)	$30	$14

Three months ended September 30, 2025
Currency translation and related hedging instruments	$(6)	$(6)
Pensions and other postretirement benefits	1	1
Cash flow hedges	—	—

Total net current period Other comprehensive income (loss)	$(5)	$(5)

(In millions)	Pre-tax	After-tax
Nine months ended September 30, 2026
Currency translation and related hedging instruments	$(29)	$(29)
Pensions and other postretirement benefits	2	2
Cash flow hedges	67	51

Total net current period Other comprehensive income (loss)	$40	$24

Nine months ended September 30, 2025
Currency translation and related hedging instruments	$46	$46
Pensions and other postretirement benefits	3	2
Cash flow hedges	13	10

Total net current period Other comprehensive income (loss)	$62	$58

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

The changes in Accumulated other comprehensive income (loss) is as follows:

(In millions)	Currency translation	Pension liability	Cash flow hedges	Total
Balance at January 1, 2025	$(347)	$(13)	$(52)	$(412)
Net current-period Other comprehensive income (loss)	46	2	10	58

Balance at September 30, 2025	$(301)	$(11)	$(42)	$(354)

Balance at January 1, 2026	$(368)	$(16)	$(46)	$(430)
Net current-period Other comprehensive income (loss)	(29)	2	51	24

Balance at September 30, 2026	$(397)	$(14)	$5	$(406)

The changes in Accumulated other comprehensive income (loss) is as follows:

(In millions)	Currency translation	Pension liability	Cash flow hedges	Total
Balance at July 1, 2025	$(295)	$(12)	$(42)	$(349)
Net current-period Other comprehensive income (loss)	(6)	1	—	(5)

Balance at September 30, 2025	$(301)	$(11)	$(42)	$(354)

Balance at July 1, 2026	$(358)	$(15)	$(47)	$(420)
Net current-period Other comprehensive income (loss)	(39)	1	52	14

Balance at September 30, 2026	$(397)	$(14)	$5	$(406)

Note 11. FAIR VALUE MEASUREMENTS
Fair value is measured based on an exit price, representing the amount that would be received to sell an asset or paid to satisfy a liability in an orderly transaction between market participants. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a fair value hierarchy is established, which categorizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

A summary of financial instruments recognized at fair value, and the fair value measurements used, is as follows:

(In millions)	Total	Quoted prices in active markets for identical assets (Level 1)	Other observable inputs (Level 2)	Unobservable inputs (Level 3)
September 30, 2026
Short-term investments	$33	$33	$—	$—
December 31, 2025
Short-term investments	$34	$34	$—	$—
The Company values its financial instruments using an industry standard market approach, in which prices and other relevant information is generated by market transactions involving identical or comparable assets or liabilities.
Note 12. COMMITMENTS AND CONTINGENCIES
The Company is subject to a broad range of claims, administrative and legal proceedings such as lawsuits that relate to contractual allegations and indemnity claims, tax audits, product warranties, personal injuries, and employment-related matters.
The Company is also subject to legal claims arising from historical products which may have contained asbestos. These matters primarily relate to legacy products and discontinued operations and are not connected to the Company’s current manufacturing activities. Asbestos-related claims are subject to inherent uncertainty due to the long-tail nature of such litigation, and additional claims may be asserted in the future.
The Company estimates the liability for asbestos-related claims based on management’s evaluation of currently available information, including historical experience, the number and nature of existing and potential claims, and relevant legal considerations. The recorded liability relates primarily to estimated asbestos-related claim settlement (indemnity) obligations and does not include future litigation defense costs.
Note 13. RELATIONSHIP WITH PARENT AND RELATED ENTITIES
Historically, the Company has been managed and operated in the normal course of business with other affiliates of Eaton. Accordingly, certain shared costs have been allocated to the Company and reflected as expenses in the standalone Condensed Combined Financial Statements. Management of Eaton and the Company consider the allocation methodologies used to be reasonable and appropriate reflections of historical expenses of Eaton attributable to the Company for purposes of the standalone financial statements; however, the expenses reflected in the Condensed Combined Financial Statements may not be indicative of the actual expenses that would have been incurred during the periods presented if the Company historically operated as a separate, standalone entity. In addition, the expenses reflected in the Condensed Combined Financial Statements may not be indicative of expenses that will be incurred in the future by the Company.
Transactions between Eaton and the Company are not cash settled and are reflected in equity in the Combined Balance Sheets as Net parent investment and in the Condensed Combined Statements of Cash Flows as a financing activity in Net transfers (to)/from Parent.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Corporate Costs/Allocations
The Condensed Combined Financial Statements include corporate costs incurred by Eaton for services that are provided to or on behalf of the Company. Corporate costs have been allocated to the Company using methods management believes are consistent and reasonable. The method for allocating corporate function and administrative costs to the Company is based on revenue, headcount, or other relevant metrics.
Allocated corporate costs included in Cost of products sold, Selling and administrative expense, and Research and development expense were for shared services and infrastructure provided, which includes costs such as information technology, accounting, tax, human resources, supply chain management, legal, risk and insurance services, treasury, shareholder services and other corporate and infrastructure services. A summary of the corporate costs allocated to the Company is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Cost of products sold	$2	$1	$6	$4
Selling and administrative expense	25	25	68	73
Research and development expense	—	—	1	1

Total corporate costs allocated to the Company	$27	$26	$75	$78

Cash Management and Financing
Eaton uses a centralized approach to cash management and financing of its operations, including the operations of the Company. Accordingly, none of the cash and cash equivalents have been allocated to the Company in the Condensed Combined Financial Statements. Disbursements are made through centralized accounts payable systems, which are operated by Eaton. Cash receipts are transferred to centralized accounts, also maintained by Eaton. As cash is disbursed and received by Eaton, it is accounted for by the Company through the Net parent investment.
Transactions with other Eaton Businesses
Throughout the periods covered by the Condensed Combined Financial Statements, the Company had sales to other Eaton businesses of $7 million and $8 million for the three months ended September 30, 2026 and 2025, respectively, and $19 million and $21 million for the nine months ended September 30, 2026 and 2025, respectively.
Related Party Balances
Amounts due from and due to Eaton as reflected in the Combined Balance Sheets are summarized in the table below:

(In millions)	September 30, 2026	December 31, 2025
Related party receivable	$2	$3
Related party payable	1	2

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Net Parent Investment
Net parent investment on the Combined Balance Sheets and the Combined Statements of Equity represents Eaton’s historical investment in the Company, the net effect of transactions with, and allocations from, Eaton, as well as the Company’s accumulated earnings. Net transfers to Eaton are included within Net parent investment. The components of net transfers (to) from Eaton per the Condensed Combined Statements of Cash Flows and Combined Statements of Equity were as follows:

	Nine months ended September 30
(In millions)	2026	2025
Cash pooling and general financing activities	$(406)	$(186)
Corporate cost allocations	75	78
Income taxes	39	39

Net transfers (to)/from Parent per Condensed Combined Statements of Cash Flows	(292)	(69)
Non-cash transfers from Parent:
Parent-issued share-based compensation	8	10
Deferred taxes and other non-cash items settled with Parent through Net parent investment	(39)	124

Net transfers (to)/from Parent per Combined Statements of Equity	$(323)	$65

Note 14. BUSINESS SEGMENT INFORMATION
The chief operating decision maker is the Chief Executive Officer of Eaton Corporation. The chief operating decision maker uses financial information presented on a basis consistent with the accompanying Condensed Combined Financial Statements to allocate resources and assess performance.
The Company operates its business as a single reportable segment. The Company designs, manufactures, markets, and supplies a broad portfolio of mechanical, electrical, and electronic systems that enhance emissions performance, fuel efficiency, power management, safety, and overall vehicle performance. Its products support internal combustion, hybrid, and electric powertrains and include transmissions and transmission components, clutches, differentials, hybrid systems, engine valves, fuel and vapor management components, and high-voltage inverters and converters, power electronics, circuit protection, vehicle controls, and power distribution systems. The Company serves original equipment manufacturers (“OEMs”) and aftermarket customers across heavy-, medium-, and light-duty trucks, sport utility vehicles (“SUVs”), crossover utility vehicles (“CUVs”), passenger cars, and off-highway applications, including construction, agricultural, material handling, and mining equipment.
The chief operating decision maker uses net income to assess segment performance and determine appropriate resource allocations, including capital, financial, and employee resources. Results are regularly evaluated versus annual profit plan, forecast and/or prior year.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Business Segment Information

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Net sales	$860	$783	$2,480	$2,422
Less:
Cost of products sold	664	605	1,928	1,877
Selling and administrative	91	100	258	283
Research and development expense	24	30	67	81
Other segment items(1)	27	26	87	58

Net income	$54	$22	$140	$123

(1)	Other segment items are included in the table below.

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Pension and other post-retirement non-service costs	$1	$3	$4	$7
Loss (income) from equity investees	(7)	1	—	(5)
Impairment of capitalized software	—	17	—	17
Impairment of property, plant and equipment	—	36	—	40
Interest expense (income) - net	1	—	2	(7)
Income tax expense	32	4	67	41
All other segment items	—	(35)	14	(35)

Other segment items	$27	$26	$87	$58

During the three and nine months ended September 30, 2025, the Company recognized an impairment charge of $17 million related to capitalized software included within Other long-lived assets. This impairment reflects a reduction in the expected future economic benefits of certain internally developed software. The charge is included in Other expense (income) - net.
During the three and nine months ended September 30, 2025, the Company recognized impairment charges of approximately $36 million and $40 million, respectively, related to certain property, plant and equipment. The impairments were primarily associated with changes in the expected use of certain assets. The charges were recorded within Other expense (income) - net.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

(In millions)	September 30, 2026	December 31, 2025
Total segment assets	$3,860	$3,892

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Total capital expenditures for property, plant and equipment	$24	$19	$64	$63
Total depreciation of property, plant and equipment	$29	$31	$86	$93
Note 15. FINANCING ARRANGEMENTS
Concurrently with the execution of the definitive agreements, SpinCo and Dana entered into the bridge commitment letter (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Bridge Commitment Letter”) with the commitment parties thereto (the “Bridge Commitment Parties”), pursuant to which the Bridge Commitment Parties committed to provide senior unsecured bridge loans under a 364-day senior unsecured bridge loan credit facility in an initial aggregate principal amount of up to $2.6 billion (the “Bridge Facility”), subject to the terms and conditions in the Bridge Commitment Letter. Subsequently, SpinCo and Dana entered into an engagement and commitment letter with certain financial institutions (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Engagement and Commitment Letter”), pursuant to which certain financial institutions committed to provide a senior secured term loan A facility in an aggregate principal amount of up to $350 million (the “Term A Facility”) and a $1.2 billion revolving credit facility (“Revolving Credit Facility”), subject to the terms and conditions of the Engagement and Commitment Letter. The commitments under the Bridge Facility were reduced by $350 million simultaneously with the execution of the Engagement and Commitment Letter pursuant to the terms of the Bridge Commitment Letter. It is expected that, if necessary, the proceeds of the Bridge Facility, to the extent not reduced or replaced by any additional permanent financing, which may include the issuance of senior unsecured notes and/or borrowings under a senior secured term loan B facility (the “Additional Permanent Financing”), will be available in up to two drawings: one to fund the SpinCo Cash Payment and one to refinance certain existing indebtedness of Dana (the “Dana Refinancing”). To the extent any portion of the Bridge Facility is undrawn after the Dana Refinancing drawing or if the Merger has not been consummated within five business days of the Distribution Date (as defined in the Separation and Distribution Agreement), the commitments with respect to such undrawn portion will automatically terminate; provided that if the Merger has been consummated but the Dana Refinancing has not been consummated, the commitments with respect to the Dana Refinancing shall not automatically terminate until the date on which the Dana Refinancing is consummated, which date shall not exceed the earlier of (a) ninety days following the consummation of the Merger and (b) 11:59 p.m., New York City time, on the date that is fifteen months, plus five business days after June 10, 2026. SpinCo and Dana expect to incur Additional Permanent Financing. The Additional Permanent Financing would further reduce the commitments under the Bridge Facility. The aggregate proceeds of the Bridge Facility, the Term A Facility and any Additional Permanent Financing will be used by SpinCo and Dana to fund the SpinCo Cash Payment, consummate the Dana Refinancing, refinance or replace the Bridge Facility and/or pay fees and expenses related to the Transactions.

MOBILITY (USA) CORPORATION
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Note 16. SUBSEQUENT EVENTS
The Company has evaluated events and transactions that occurred after the date of our accompanying Combined Balance Sheet through November 13, 2026, the date these financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amounts are in millions unless indicated otherwise. Columns and rows may not add and the sum of components may not equal total amounts reported due to rounding.

OVERVIEW

Separation from Eaton

On January 26, 2026, Eaton announced its intent to separate its Mobility Business from the rest of Eaton via a spin-off. On June 10, 2026, Eaton entered into definitive agreements with Dana, and on October 16, 2026, entered into a supplemental letter agreement, whereby it will separate the Mobility Business and combine it with Dana in a RMT transaction. As part of the Transactions, Eaton will distribute the Mobility Business (other than certain assets and liabilities that will be sold directly to Dana in a concurrent asset sale) to Eaton shareholders through an exchange offer (split-off), in which Eaton shareholders will have the opportunity to tender their Eaton shares in exchange for shares of SpinCo, followed, if necessary, by a clean-up pro rata distribution. Immediately thereafter, a two-step merger will take place. In the first merger step, Merger Sub will merge with and into Dana, with Dana surviving as a wholly owned subsidiary of SpinCo. Then, immediately following the first merger, Dana will merge with and into the Second Merger Sub, with the Second Merger Sub surviving as a direct, wholly owned subsidiary of SpinCo. In addition, certain of Eaton’s subsidiaries will receive a cash distribution of approximately $1.1 billion prior to completion of the Transactions, subject to a customary cash and indebtedness adjustment and the Distribution True-Up Adjustment, increased as a result of any pre-Closing share repurchases by Dana pursuant to the Share Buyback Side Letter and reduced by the Royal Precision Purchase Price and the Specified Asset Purchase Price. The RMT transaction is intended to be tax-free for U.S. federal income tax purposes to Eaton and Eaton’s shareholders.

The Transactions are expected to close in the first four months of 2027, subject to receipt of Dana stockholder approval, receipt of required regulatory clearances, and customary closing conditions.

In connection with the Transactions, SpinCo expects to enter into a series of agreements with Eaton to govern the terms of the separation and the ongoing relationship between the parties, including an Employee Matters Agreement, Real Estate Matters Agreement, Tax Matters Agreement, a Transition Services Agreement, and certain other agreements which relate to the transfer or licensing of intellectual property rights.

Company Overview

The Mobility Business is a global mobility and engineered-systems partner serving commercial, light vehicle, and aftermarket customers worldwide. The Mobility Business designs and manufactures mission-critical powertrain, drivetrain, engine, air management, electrical and electronic components and systems that safely, efficiently, and reliably create, manage, and deliver mechanical and electrical power across vehicles. The Mobility Business operates across the propulsion spectrum, from internal combustion, to hybrid, to fully electric, to support OEM customers with a portfolio of differentiated solutions.

Basis of Presentation

The Condensed Combined Financial Statements of SpinCo have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (U.S. GAAP) for complete financial statements. However, in the opinion of management, all adjustments (including normal recurring accruals) have been made that are necessary for a fair presentation of the Condensed Combined Financial Statements for the interim periods.

SpinCo’s Condensed Combined Financial Statements have been prepared on a standalone basis and reflect a combination of entities under common control that have been ‘‘carved out’’ of and derived from Eaton’s historical Consolidated Financial Statements and accounting records. Accordingly, Eaton’s net investment in this business (‘‘Net parent investment’’) is presented in lieu of a controlling interest’s equity in the Condensed Combined Financial Statements. Therefore, the Condensed Combined Financial Statements reflect the Mobility Business’ combined financial position, results of operations and cash flows as the business was historically operated as part of Eaton prior to the Transactions. The preparation of the Condensed Combined Financial Statements required considerable judgment of management and reflects significant assumptions and allocations that management believes are reasonable and consistently applied. As a result, SpinCo’s Condensed Combined Financial Statements may not be indicative of SpinCo’s future performance and do not necessarily reflect what SpinCo’s combined results of operations, financial condition, and cash flows would have been had SpinCo operated as a separate company during the periods presented.

The Mobility Business operates its business as a single reportable segment, which is comprised of assets, liabilities, revenues, and expenses that are specifically attributable to the Mobility Business, as well as certain assets and liabilities held by Eaton that are specifically identifiable or otherwise attributable to the Mobility Business. These amounts include the financial information of certain standalone legal entities for which discrete financial information is available, as well as portions of legal entities that contain a mixture of the Mobility Business and other Eaton activities.

For assets and liabilities that were not maintained on a discrete Mobility Business basis within such shared legal entities, amounts attributable to the Mobility Business were identified using specific identification, as discussed further in Note 13 - Relationship with Parent and Related Entities, in the Condensed Combined Financial Statements.

The Combined Statements of Income include sales and costs directly attributable to the Mobility Business, including costs for facilities, functions, and services used by the Mobility Business. Certain shared costs have been directly charged to the Mobility Business based on usage or other allocation methods. The results of operations also include allocations of (a) costs for administrative functions, and services performed on behalf of the Mobility Business by centralized staff groups within Eaton, (b) Eaton’s general corporate expenses, and (c) certain pension and other postretirement benefit costs (see Note 8 - Retirement Benefit Plans, in the Condensed Combined Financial Statements). As more fully described in Note 9 - Income Taxes, in the Condensed Combined Financial Statements, current and deferred income taxes and related income tax expense have been determined based on the standalone results of SpinCo by applying Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, to SpinCo operations in each country as if it were a separate taxpayer (i.e., following the separate return methodology).

Eaton uses a centralized approach to cash management and financing its operations, including the operations of the Mobility Business. Accordingly, none of the cash and cash equivalents have been allocated to SpinCo in the Condensed Combined Financial Statements. Transactions between Eaton and SpinCo are accounted for through Net parent investment. See Note 13 - Relationship with Parent and Related Entities, in the Condensed Combined Financial Statements, for a further description of related party transactions between Eaton and SpinCo.

All charges and allocations of costs for facilities, functions, and services performed by Eaton have been deemed paid by SpinCo to Eaton, in cash, in the period in which the cost was recorded in the Combined Statements of Income.

All intercompany accounts and transactions between the businesses comprising SpinCo have been eliminated in the accompanying Condensed Combined Financial Statements.

RESULTS OF OPERATIONS

Combined Financial Results

	Three months ended September 30		Increase (Decrease)	Nine months ended September 30		Increase (Decrease)
(In millions)	2026	2025		2026	2025
Net sales	$860	$783	10%	$2,480	$2,422	2%
Cost of products sold	664	605	10%	1,928	1,877	3%

Gross profit	196	178	10%	552	545	1%
Percent of Net Sales	22.8%	22.7%		22.3%	22.5%
Selling and administrative expense	91	100		258	283
Research and development expense	24	30		67	81
Interest expense (income) - net	1	—		2	(7)
Other expense (income) - net	(6)	22		18	24

Income before income taxes	86	26	231%	207	164	26%
Income tax expense	32	4	700%	67	41	63%

Net income	$54	$22	145%	$140	$123	14%

Net sales

	Three months ended September 30,	Nine months ended September 30,
Changes in Net sales:	2026	2026
Organic growth	8%	—%
Foreign currency	2%	2%

Total increase in Net sales	10%	2%

Organic sales increased 8% during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to strength in the North American and European regions.

Organic sales were flat during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to strength in the North American and European regions, offset by weakness in the Asia Pacific region.

Gross profit

Gross profit margin increased to 22.8% during the three months ended September 30, 2026 from 22.7% during the three months ended September 30, 2025. Material factors affecting this increase were a 270 basis point increase due to favorable mix, a 150 basis point increase due to operating efficiencies, and a 70 basis point increase due to higher sales, partially offset by a 320 basis point decline from higher commodity and wage inflation, as well as a 210 basis point decline from an inventory write off associated with the exit of a business.

Gross profit margin decreased to 22.3% during the nine months ended September 30, 2026 from 22.5% during the nine months ended September 30, 2025. Material factors affecting this decrease were a 250 basis point decline from higher commodity and wage inflation and a 70 basis point decline from an inventory write off associated with the exit of a business, partially offset by a 240 basis point increase due to operating efficiencies.

Selling and administrative expense

Selling and administrative expense decreased to $91 million during the three months ended September 30, 2026 from $100 million during the three months ended September 30, 2025. The material factor affecting this decrease was lower restructuring program charges in the three months ended September 30, 2026.

Selling and administrative expense decreased to $258 million during the nine months ended September 30, 2026 from $283 million during the nine months ended September 30, 2025. The material factors affecting this decrease were lower restructuring program charges of $12 million, $3 million of savings associated with 2025 restructuring actions, and a $3 million decrease in corporate costs allocated from Eaton.

Research and development expense

Research and development expense decreased to $24 million during the three months ended September 30, 2026 from $30 million during the three months ended September 30, 2025. The material factor affecting this decrease was savings associated with 2025 restructuring actions.

Research and development expense decreased to $67 million during the nine months ended September 30, 2026 from $81 million during the nine months ended September 30, 2025. The material factor affecting this decrease was savings associated with 2025 restructuring actions.

Interest expense (income) - net

Interest expense (income) - net went to expense of $1 million during the three months ended September 30, 2026 from $0 million of expense during the three months ended September 30, 2025. The material factor driving this change was changes in foreign currency exchange rates.

Interest expense (income) - net went to expense of $2 million during the nine months ended September 30, 2026 from $7 million of income during the nine months ended September 30, 2025. The material factor driving this change was changes in foreign currency exchange rates.

Other expense (income) - net

Other expense (income) - net went from expense of $22 million during the three months ended September 30, 2025 to income of $6 million during the three months ended September 30, 2026. The material factors affecting this change were a $19 million decrease in acquisition, integration and divestiture charges and an $8 million increase in equity method income.

Other expense (income) - net went from $24 million of expense during the nine months ended September 30, 2025 to $18 million of expense during the nine months ended September 30, 2026. The material factors affecting this decrease were a $10 million decrease in acquisition, integration and divestiture charges, partially offset by a $5 million decrease in equity method income.

Income tax expense

During the three months ended September 30, 2026, income tax expense was $32 million (an effective tax rate of 37.2%) compared to income tax expense of $4 million during the three months ended September 30, 2025 (an effective tax rate of 15.4%). The increase in the effective tax rate in the third quarter of 2026 was primarily due to an increase in the amount of unrecognized income tax benefits.

During the nine months ended September 30, 2026, income tax expense was $67 million (an effective tax rate of 32.4%) compared to income tax expense of $41 million during the nine months ended September 30, 2025 (an effective tax rate of 25.0%). The increase in the effective tax rate in the first nine months of 2026 was primarily due to an increase in the amount of unrecognized income tax benefits.

Non-GAAP Financial Measure

SpinCo uses a non-GAAP financial measure to supplement the financial measures prepared in accordance with U.S. GAAP. The financial measure is adjusted EBITDA, which differs from the most directly comparable measure calculated in accordance with U.S. GAAP. A reconciliation of adjusted EBITDA to the most directly comparable GAAP measure is included in the table below. Adjusted EBITDA is included in this Quarterly Report because Eaton and SpinCo believe it provides investors with additional useful information to measure the performance of the Mobility Business.

Adjusted EBITDA

SpinCo has defined adjusted EBITDA as net income before interest, income taxes, depreciation, amortization, restructuring program charges, and acquisition integration and divestiture charges.

The following table provides a reconciliation of net income to adjusted EBITDA.

	Three months ended September 30		Nine months ended September 30
(in millions)	2026	2025	2026	2025
Net income	$54	$22	$140	$123
Interest expense (income) - net	1	—	2	(7)
Income tax expense	32	4	67	41
Depreciation and amortization	40	42	120	127
Restructuring program charges	4	27	6	33
Acquisition integration and divestiture charges	23	21	37	23

Adjusted EBITDA	$154	$116	$372	$340

The following table provides a reconciliation of Depreciation and amortization in the Condensed Combined Statements of Cash Flows to Depreciation and amortization in adjusted EBITDA.

	Three months ended September 30		Nine months ended September 30
(in millions)	2026	2025	2026	2025
Depreciation and amortization (per Condensed Combined Statements of Cash Flows)	37	41	110	123
Add: Amortization of basis differences in equity method investments	3	3	10	10
Less: Accelerated depreciation included in restructuring program charges	—	(2)	—	(6)

Depreciation and amortization (Adjusted EBITDA)	$40	$42	$120	$127

Restructuring Program Charges

During the first quarter of 2024, Eaton implemented a multi-year restructuring program, a portion of which is attributable to the Mobility Business, to accelerate opportunities to optimize operations and global support structures with the intention of better aligning Eaton’s functions to support anticipated growth and drive greater effectiveness. Restructuring charges attributable to SpinCo under this program are reflected in the accompanying Condensed Combined Financial Statements.

These restructuring program charges are classified in the Combined Statements of Income based on the nature of the underlying costs. Costs associated with ongoing operations are presented within Cost of products sold, Selling and administrative expense, or Research and development expense, while asset write-offs, and other exit-related costs are presented within Other expense (income) - net.

The program is expected to be completed in the fourth quarter of 2026. SpinCo expects to incur additional restructuring costs of $7 million, primarily related to Plant closing and other costs through completion of the program.

A summary of restructuring program charges (income) attributable to the Mobility Business is as follows:

	Three months ended September 30		Nine months ended September 30
(In millions)	2026	2025	2026	2025
Workforce reductions	$—	$22	$(2)	$23
Plant closing and other	4	5	8	10

Total before income taxes	4	27	6	33
Income tax benefit	1	6	2	7

Total after income taxes	$3	$21	$4	$26

Acquisition Integration and Divestiture Charges

Eaton incurs integration charges and transaction costs to acquire and integrate businesses, and transaction, separation, and other costs to divest and exit businesses. Eaton also recognizes gains and losses on the sale of businesses. A portion of these costs are attributable to the Mobility Business. These acquisition, integration and divestiture charges are classified in the Combined Statements of Income based on the nature of the underlying costs. Costs are presented within Cost of products sold, Selling and administrative expense, or Other expense (income) - net. A summary of these items is as follows:

	Three months ended September 30		Nine months ended September 30
(in millions)	2026	2025	2026	2025
Acquisition integration and divestiture charges	$23	$21	$37	$23
Income tax benefit	9	3	13	3

Total after income taxes	$14	$18	$24	$20

LIQUIDITY, CAPITAL RESOURCES, AND FINANCIAL CONDITION

Liquidity and Financial Condition

As part of Eaton, the Mobility Business is dependent upon Eaton for all of its working capital and financing requirements, as Eaton uses a centralized approach to cash management and financing of its operations. Accordingly, none of the cash and cash equivalents have been allocated to the Mobility Business for any of the periods presented. Financing transactions relating to the Mobility Business are accounted for as a component of Net parent investment in the Combined Balance Sheets and as a financing activity on the accompanying Condensed Combined Statements of Cash Flows. Third-party debt obligations of Eaton and the corresponding interest costs related to those debt obligations, have not been attributed to SpinCo, as SpinCo was not the legal obligor of such debt obligations.

SpinCo’s principal sources of liquidity are expected to be operating cash flows and availability under any indebtedness to be entered into in connection with the Transactions. SpinCo’s cash needs are expected to include funding ongoing operations, making anticipated capital investments, and supporting any future acquisitions. SpinCo believes its cash flows from operations and these other funding sources will be sufficient to support its needs based on current expectations. The combined company will ultimately operate as Dana Incorporated and will continue to be listed on the NYSE under the ticker symbol “DAN”, providing us with the ability to access the capital markets.

Concurrently with the execution of the definitive agreements, SpinCo and Dana entered into the Bridge Commitment Letter with the Bridge Commitment Parties, pursuant to which the Bridge Commitment Parties committed to provide the Bridge Facility, subject to the terms and conditions in the Bridge Commitment Letter. Subsequently, SpinCo and Dana entered into the Engagement and Commitment Letter, pursuant to which certain financial institutions committed to provide the Term A Facility and the Revolving Credit Facility, subject to the terms and conditions of the Engagement and Commitment Letter. The commitments under the Bridge Facility were reduced by $350 million simultaneously with the execution of the Engagement and Commitment Letter pursuant to the terms of the Bridge Commitment Letter. It is expected that, if necessary, the proceeds of the Bridge Facility, to the extent not reduced or replaced by any Additional Permanent Financing, will be available in up to two drawings: one to fund the SpinCo Cash Payment and one to fund the Dana Refinancing. To the extent any portion of the Bridge Facility is undrawn after the Dana Refinancing drawing or if the Merger has not been consummated within five business days of the Distribution Date (as defined in the Separation and Distribution Agreement), the commitments with respect to such undrawn portion will automatically terminate; provided that if the Merger has been consummated but the Dana Refinancing has not been consummated, the commitments with respect to the Dana Refinancing shall not automatically terminate until the date on which the Dana Refinancing is consummated, which date shall not exceed the earlier of (a) ninety days following the consummation of the Merger and (b) 11:59 p.m., New York City time, on the date that is fifteen months, plus five business days after June 10, 2026. SpinCo and Dana expect to incur Additional Permanent Financing. The Additional Permanent Financing would further reduce the commitments under the Bridge Facility. The aggregate proceeds of the Bridge Facility, the Term A Facility and any Additional Permanent Financing will be used by SpinCo and Dana to fund the SpinCo Cash Payment, consummate the Dana Refinancing, refinance or replace the Bridge Facility and/or pay fees and expenses related to the Transactions.

Cash Flows

A summary of cash flows is as follows:

	Nine months ended September 30		Change from 2025
(In millions)	2026	2025
Net cash provided by operating activities	$358	$140	$218
Net cash used in investing activities	(65)	(70)	5
Net cash used in financing activities	(293)	(70)	(223)

Total increase (decrease) in cash	$—	$—	$—

Operating Cash Flow

Net cash provided by operating activities increased by $218 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The material factor affecting this increase was favorable changes in working capital. Changes in working capital resulted in a cash inflow of $84 million during the nine months ended September 30, 2026, compared to a cash outflow of $166 million during the nine months ended September 30, 2025.

The material factor affecting this improvement in working capital was an increase in Accounts Payable, which improved operating cash flow by $246 million.

Investing Cash Flow

The material factor associated with net cash used in investing activities for each year presented was capital expenditures for property, plant and equipment. SpinCo’s capital expenditures for property, plant and equipment were $64 million and $63 million during the nine months ended September 30, 2026 and September 30, 2025, respectively.

Financing Cash Flow

Net cash used in financing activities increased by $223 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Eaton uses a centralized approach to cash management and financing its operations, including the operations of the Mobility Business. Accordingly, SpinCo transferred all of its cash to Eaton to be utilized in the central cash management program.

Uses of Cash

Purchases of Goods and Services

The Mobility Business purchases goods and services in the normal course of business based on expected usage. For certain purchases, the Mobility Business enters into purchase obligations with various vendors, which include short-term and long-term commitments for purchases of raw materials, outstanding non-cancelable purchase orders, releases under blanket purchase orders, and commitments under ongoing service arrangements and agreements. As of September 30, 2026, the Mobility Business has purchase obligations to support the operations of its business similar to those included in historical cash flow trends.

Capital Expenditures

Capital expenditures were $64 million and $63 million during the nine months ended September 30, 2026 and September 30, 2025, respectively.

Supply Chain Finance Program

The Mobility Business participates with Eaton in negotiating payment terms directly with its suppliers for the purchase of goods and services. In addition, a third-party financial institution offers a voluntary supply chain finance (SCF) program that the Mobility Business participates in with Eaton. The SCF program enables certain of the Mobility Business’ suppliers, at the supplier’s sole discretion, to sell receivables due from the Mobility Business to the financial institution on terms directly negotiated with the financial institution. If a supplier elects to participate in the SCF program, the supplier decides which invoices are sold to the financial institution and the Mobility Business has no economic interest in a supplier’s decision to sell an invoice. Payments by the Mobility Business to participating suppliers are paid to the financial institution on the invoice due date, regardless of whether an individual invoice is sold by the supplier to the financial institution. See Note 7 - Supply Chain Finance Program in the Condensed Combined Financial Statements for additional information for the SCF program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in exposures to market risk since December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, the principal executive officer and principal financial officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There has not been any change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Information regarding legal proceedings is included in Note 12, “Commitments and Contingencies,” to the Condensed Combined Financial Statements in Part I, Item 1 of this Quarterly Report, which is incorporated herein by reference.
Item 1A. Risk Factors.
The Company’s business, operations and financial results, and the Transactions, are subject to various risks and uncertainties, including those described under the caption “Risk Factors” in the prospectus dated November 5, 2026, filed with the SEC on November 5, 2026, and forming part of the Registration Statement (File No. 333-299523), which are incorporated herein by reference. These risks could adversely affect the Company’s business, financial condition, results of operations and cash flows and the completion of the Transactions. There have been no material changes to the Company’s risk factors from those described in the Registration Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Separation and Distribution Agreement, dated as of June 10, 2026, by and among Eaton Corporation plc, Eaton Corporation, Eaton Capital Unlimited Company, Mobility (USA) Corporation and Dana Incorporated (incorporated by reference to Exhibit 2.1 to Dana’s Form 8-K filed on June 11, 2026, File No. 001-01063)†

2.2	Agreement and Plan of Merger, dated as of June 10, 2026, by and among Eaton Corporation plc, Eaton Corporation, Mobility (USA) Corporation, Atlas Mobility Sub, Inc. and Dana Incorporated (incorporated by reference to Exhibit 2.2 to Dana’s Form 8-K filed on June 11, 2026, File No. 001-01063)†

3.1	Certificate of Incorporation of Mobility (USA) Corporation (incorporated by reference to Exhibit 3.1 to SpinCo’s Registration Statement on Form S-4 filed on October 19, 2026, File No. 333-299523)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Exchange Act

32	Certification pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document, with embedded linkbases

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K and will be supplementally provided to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026

MOBILITY (USA) CORPORATION

By:	/s/ Sergio Letelier
Name:	Sergio Letelier
Title:	President (Principal Executive Officer)

By:	/s/ Andrea Trabacchin
Name:	Andrea Trabacchin
Title:	Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)